Form 10-Q
period 1997-09-30
SERVICEMASTER CO LTD PARTNERSHIP
filed 1997-11-14
CIK 836803

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q

          __X__  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1997
                                                  ------------------

          _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___

---------------------------------------------------------------------------

                             Commission file number 1-9378

                           SERVICEMASTER LIMITED PARTNERSHIP
                   (Exact name of registrant as specified in charter)

            Delaware                                  36-3497008
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

-------------------------------------------------------------------------

                            Commission file number 333-32167

                       SERVICEMASTER COMPANY LIMITED PARTNERSHIP
                   (Exact name of registrant as specified in charter)

            Delaware                                  36-3482710
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

-------------------------------------------------------------------------

One ServiceMaster Way, Downers Grove, Illinois                  60515
(Address of principal executive offices)                     (Zip Code)

                                      630-271-1300
                  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of shares: 183,063,542 shares on November 7, 1997. (This reflects the repurchase of 40.7 million (post split) shares from WMX Technologies Inc. on April 1, 1997 and the three-for-two share split declared May 9, 1997 and paid to shareholders of record as of June 11, 1997.)

This document consists of 14 pages, including the cover page.

                                  TABLE OF CONTENTS


SERVICEMASTER LIMITED PARTNERSHIP (Registrant) -
SERVICEMASTER COMPANY LIMITED PARTNERSHIP (Registrant) -

The ServiceMaster Company Limited Partnership is the only direct subsidiary of the ServiceMaster Limited Partnership. Included in the footnotes of this filing is the summarized unaudited financial information for the ServiceMaster Company Limited Partnership as of and for each of the nine month periods ended September 30, 1997 and September 30, 1996. The information is substantially the same as the corresponding information reported for the ServiceMaster Limited Partnership because (i) ServiceMaster Limited Partnership does not itself conduct any operations but rather operations of the ServiceMaster enterprise are conducted by ServiceMaster Company Limited Partnership and the direct and indirect subsidiaries of ServiceMaster Company Limited Partnership; (ii) the ServiceMaster Limited Partnership has no material assets other than substantially all of the ownership interest in the ServiceMaster Company Limited Partnership; and (iii) substantially all of the assets and liabilities shown in the consolidated financial statements for the ServiceMaster Limited Partnership are located at the ServiceMaster Company Limited Partnership and at the direct and indirect subsidiaries of the ServiceMaster Company Limited Partnership.

This Form 10-Q filing has been prepared to satisfy the filing requirements of both Registrants.

                                                                            Page
                                                                             No.
                                                                           -----
Part I.  Financial Information
-------  ---------------------

Consolidated Statements of Income for the three and
   nine months ended September 30, 1997 and September 30, 1996                 2

Consolidated Statements of Financial Position
   as of September 30, 1997 and December 31, 1996                              3

Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1997 and September 30, 1996                             4

Notes to Consolidated Financial Statements                                     5

Management Discussion and Analysis of Financial
   Position and Results of Operations                                          7


Part II.  Other Information
--------  -----------------

Exhibit 11 - Exhibit Regarding Detail of Income
   Per Share Computation                                                      12

Signature                                                                     13

                          PART I. FINANCIAL INFORMATION
                        SERVICEMASTER LIMITED PARTNERSHIP
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                     1997            1996           1997         1996
                                                  ---------      ----------     ----------    ----------
Operating Revenue......................         $ 1,090,114     $   927,227    $ 2,918,044   $ 2,584,457

Operating Costs and Expenses:
Cost of services rendered
  and products sold...................              832,665         708,100      2,243,344     2,001,709
Selling and administrative expenses...              159,434         137,094        419,648       367,470
                                                    -------         -------        -------      --------

Total operating costs and expenses....              992,099         845,194      2,662,992     2,369,179
                                                    -------         -------      ---------     ---------

Operating Income......................               98,015          82,033        255,052       215,278

Non-operating Expense (Income):
Interest expense......................               22,566           9,836         53,758        28,658
Interest and investment income........               (5,096)         (2,335)       (10,409)       (7,465)
Minority interest*....................                2,033           3,623          6,196         8,221
                                                    -------         -------        -------       -------

Income before Income Taxes............               78,512          70,909        205,507       185,864
Provision for income..................                2,753           2,109          7,181         5,287
                                                    -------          ------        -------       -------

Net Income............................         $     75,759   $      68,800     $  198,326    $  180,577
                                               ============   =============     ==========    ==========

Net Income Per Share..................               $  .40      $      .32     $     1.00     $     .83
                                                     ======      ==========     ==========     =========

Cash Distributions Per Share..........               $  .12      $  .11 1/3     $  .34 2/3     $ .32 2/3
                                                     ======      ==========     ==========     =========



Net income per share is based on 188,290 shares and 216,738 shares for the three months ended September 30, 1997 and 1996, respectively, and 198,617 shares and 216,793 shares for the nine months ended September 30, 1997 and 1996, respectively. All share and per share data have been restated to reflect the three-for-two share split declared May 9, 1997 and paid to shareholders of record as of June 11, 1997.

The  Partnership  is not  currently  subject to federal and state income  taxes.
However, under current law, this tax status will expire at the end of 1997, after which the Partnership will be required to pay taxes. A reincorporation plan has been approved by the shareholders and the Partnership currently expects to reincorporate, on a tax-free basis to shareholders, by December 31, 1997. It is currently estimated that the effective tax rate upon reincorporation will be approximately 40 percent of pretax earnings. This estimate is necessarily subject to change based on changes in circumstances, statutory tax rates, etc.
Pro forma  earnings  per share would be $.24 and $.19 for the three months ended
September 30, 1997 and 1996, respectively and $.62 and $.51 for the nine months ended September 30, 1997 and 1996, respectively, assuming reincorporation had occurred at the beginning of each respective year.


* Includes General Partners' interest of $1,539 and $1,395 for the three months ended September 30, 1997 and 1996, respectively, and $4,028 and $3,666 for the nine months ended September 30, 1997 and 1996, respectively.


                       See Notes to Consolidated Financial Statements



                              SERVICEMASTER LIMITED PARTNERSHIP
                        Consolidated Statements of Financial Position
                                            (In thousands)

                                                                                  As of
                                                                     September 30,      December 31,
                                                                           1997             1996
                                                                     --------------    -------------
Assets
Current Assets:
Cash and marketable securities, including cash and
   cash equivalents of $54,705 and $72,009, respectively............. $     110,505   $      114,413
Accounts and notes receivable, less allowances of $33,750
   and $26,287, respectively.........................................       324,146          270,401
Inventories..........................................................        49,449           43,529
Prepaid expenses and other assets....................................        96,045           70,991
                                                                       ------------    -------------
    Total current assets.............................................       580,145          499,334
                                                                       ------------    -------------

Property and Equipment:
   At cost...........................................................       351,770          320,713
   Less:  accumulated depreciation...................................       195,965          174,313
                                                                       ------------    -------------
    Net property and equipment.......................................       155,805          146,400
                                                                       ------------    -------------

Intangible assets, primarily trade names and goodwill,
   net of accumulated amortization of $206,562
   and $170,623, respectively........................................     1,461,626        1,098,466
Notes receivable, long-term securities, and other assets.............       124,636          102,641
                                                                       ------------    -------------

    Total assets.....................................................$    2,322,212   $    1,846,841
                                                                       ============    =============


Liabilities And Shareholders' Equity

Current Liabilities:
Accounts payable.....................................................$       73,048   $       66,025
Accrued liabilities..................................................       264,492          205,567
Deferred revenues....................................................       155,817          138,339
Current portion of long-term obligations.............................        16,201           15,621
                                                                       ------------    -------------
    Total current liabilities........................................       509,558          425,552
                                                                       ------------    -------------

Long-Term Debt.......................................................     1,221,386          482,315
Other Long-Term Obligations..........................................       154,130          125,299
Commitments and Contingencies .......................................

Minority and General Partners' Interest
   includes General Partners' interest of
   $1,845 in 1997 and $1,604 in 1996.................................         3,089           16,908

Shareholders' Equity.................................................       434,049          796,767
                                                                       ------------    -------------

    Total liabilities and shareholders' equity.......................$    2,322,212   $    1,846,841
                                                                       ============    =============


                       See Notes to Consolidated Financial Statements


                              SERVICEMASTER LIMITED PARTNERSHIP
                            Consolidated Statements of Cash Flows
                                       (In thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               1997             1996
                                                                          ------------      ------------


Cash and Cash Equivalents at January 1................................  $       72,009     $      23,113

Cash Flows from Operations:

Net Income............................................................         198,326           180,577
    Adjustments to reconcile net income
    to net cash flows from operations:
       Depreciation...................................................          33,899            30,613
       Amortization...................................................          35,939            28,826
       Change in working capital, net of acquisitions:
         Receivables..................................................         (44,306)          (40,273)
         Inventories and other current assets.........................         (18,332)          (24,000)
         Accounts payable.............................................          (1,595)            3,541
         Deferred revenues............................................          10,983             1,893
         Accrued liabilities..........................................          18,901            23,872
       Minority interest and other, net...............................            (652)            3,339
                                                                         --------------     ------------
Net Cash Provided from Operations.....................................         233,163           208,388
                                                                         -------------      ------------

Cash Flows from Investing Activities:
    Business acquisitions, net of cash acquired.......................        (184,608)          (40,550)
    Property additions................................................         (39,480)          (33,795)
    Notes receivable and financial investments........................         (10,855)           (6,631)
    Net purchases of investment securities............................          (4,088)          (17,218)
    Payments to sellers of acquired businesses........................          (3,306)           (2,307)
    Sale of equipment and other assets ...............................           3,197             1,399
    Proceeds from sale of businesses..................................               -             4,526
                                                                         -------------      ------------
Net Cash Used for Investing Activities................................        (239,140)          (94,576)
                                                                         -------------      ------------

Cash Flows from Financing Activities:
    Borrowings, net...................................................         771,386           129,573
    Payments of borrowings and other obligations......................         (47,876)          (53,975)
    Purchase of Partnership shares....................................        (646,876)          (60,093)
    Distributions to shareholders and shareholders' trust.............         (93,520)         (107,930)
    Proceeds from employee share option plans.........................           6,101             3,974
    Distributions to holders of minority interests....................            (542)           (3,025)
    Other.............................................................              -                698
                                                                         -------------      -------------
Net Cash Used for Financing Activities................................         (11,327)          (90,778)
                                                                         --------------     -------------

Cash Increase (Decrease) during the Period............................         (17,304)           23,034
                                                                         -------------      ------------

Cash and Cash Equivalents at September 30.............................  $       54,705     $      46,147
                                                                         =============     =============


                            See Notes to Consolidated Financial Statements

                           SERVICEMASTER LIMITED PARTNERSHIP
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The consolidated financial statements include the accounts of the ServiceMaster Limited Partnership and its significant subsidiaries, collectively referred to as "the Partnership". Intercompany transactions and balances have been eliminated in consolidation.

Note 2: The consolidated financial statements included herein have been prepared by the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest Annual Report to shareholders and the Annual Report to the Securities and Exchange Commission on Form 10-K for the year-ended December 31, 1996. In the opinion of the Partnership, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position of ServiceMaster Limited Partnership as of September 30, 1997 and December 31, 1996, and the results of operations for the three month and nine month periods ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996 have been included. The results of operations for any interim period are not necessarily indicative of the results which might be obtained for a full year.

Note 3: For interim accounting purposes, certain costs directly associated with the generation of lawncare revenues are initially deferred and recognized as expense as the related revenues are recognized. All such costs are fully recognized within the fiscal year in which they are incurred.

Note 4: On May 9, 1997, the Partnership's Board of Directors declared a three-for-two share split effective June 25, 1997, for shareholders of record on June 11, 1997. All share and per share data have been restated for all periods presented to reflect this three-for-two split.

Note 5: The ServiceMaster Company Limited Partnership is the only direct subsidiary of the ServiceMaster Limited Partnership. Its financial information is substantially the same as the corresponding information reported for the ServiceMaster Limited Partnership because (i) ServiceMaster Limited Partnership does not itself conduct any operations but rather operations of the
ServiceMaster enterprise are conducted by ServiceMaster Company Limited Partnership and the direct and indirect subsidiaries of ServiceMaster Company Limited Partnership; (ii) the ServiceMaster Limited Partnership has no material assets other than substantially all of the ownership interest in the
ServiceMaster Company Limited Partnership; and (iii) substantially all of the assets and liabilities shown in the consolidated financial statements for the ServiceMaster Limited Partnership are located at the ServiceMaster Company Limited Partnership and at the direct and indirect subsidiaries of the ServiceMaster Company Limited Partnership. The following table presents the summarized unaudited financial information for the ServiceMaster Company Limited Partnership.


Balance Sheet Data:                                            As of
(in millions)                                     September 30,     December 31,
                                                       1997             1996
                                                     -------          --------
Current assets ...........................          $    580         $     499
Noncurrent assets ........................             1,742             1,348
Current liabilities ......................               510               426
Noncurrent liabilities....................             1,419               651
Minority interests .......................                 2                16


Income Statement Data:                                          Nine Months Ended
(in millions)                                                     September 30,
                                                               1997            1996
                                                           -----------     -----------
Operating revenue ........................................   $2,918          $2,584
Cost of sales ............................................    2,243           2,002
Selling and administrative ...............................      420             367
                                                             ------          ------
Total operating costs ....................................    2,663           2,369
                                                             ------           -----
Operating income .........................................      255             215
Net income ...............................................      200             182


Note 6: In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. Therefore, the Partnership will adopt this Statement and reflect its disclosure in the Company's 1997 annual report. SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution from options, debentures or other financial instruments and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could participate in the earnings of an entity. This Statement requires that prior period earnings per share data presented be restated. Earnings per share data on a restated basis would reflect basic earnings per share of $.42 and $1.03 for the three and nine months ended September 30, 1997, respectively and $.33 and $.85 for the three and nine months ended September 30, 1996, respectively, and diluted earnings per share of $.40 and $.98 for the three and nine months ended September 30, 1997, respectively and $.31 and $.82 for the three and nine months ended September 30, 1996, respectively.

Note 7: In the Consolidated Statements of Cash Flows, the caption Cash and Cash Equivalents includes investments in short-term, highly-liquid securities having a maturity of three months or less. Supplemental information relating to the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 is presented in the following table. The increase in interest paid in 1997 from 1996 is primarily due to overall higher debt balances reflecting the WMX share repurchase and acquisitions.

                                                               (In thousands)
                                                             1997        1996
                                                         ----------  ----------
Cash paid or received for:
--------------------------
Interest expense........................................ $   38,712  $   24,295
Interest and investment income.......................... $    6,117  $    5,640

                           SERVICEMASTER LIMITED PARTNERSHIP
                           MANAGEMENT DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996
-------------------------------------------------

Revenues increased 18 percent to $1.1 billion in the third quarter of 1997, reflecting growth from base operations, the impact of existing service line acquisitions and the purchase of Certified Systems, Inc. (CSI), a professional employer organization. CSI added approximately $60 million in revenues for the quarter and had little impact on profits. Operating income increased 19 percent to $98 million while margins improved to 9 percent of revenue. This improvement in margins reflects the continued strong growth of our higher margin businesses, productivity improvements, and the integration of the acquired Barefoot operations offset in part by the effect of the CSI acquisition. Operating margins before the inclusion of CSI would have increased 70 basis points to 9.5%. Net income was $75.8 million, reflecting a 10 percent increase over one year ago, while net income per share was $.40, representing an increase of 25 percent. Earnings per share grew at a higher rate than net income due to the transaction with WMX Technologies, Inc. (WMX) in which the Partnership repurchased WMX's 19 percent ownership interest (40.7 million shares) for $626 million on April 1, 1997. This transaction served to increase interest expense significantly and reduce shares outstanding.

The Consumer Services business unit achieved a 15 percent increase in revenues and even stronger profitability growth. This reflects the successful integration of the Barefoot business and good growth from base operations. The TruGreen-ChemLawn operations achieved strong double digit growth in revenues and profits reflecting the benefits of the Barefoot acquisition and internal customer growth, including strong sales of ancillary products, along with improved branch efficiencies. Terminix achieved modest growth in revenues and profits. Strong increases in the renewal of termite control contracts, productivity improvements, and cost reductions offset the effects of unfavorable weather conditions and higher remediation costs. American Home Shield achieved very strong double digit increases in both revenues and profits. These increases were achieved despite the lack of current year growth in the real estate market and were achieved through excellent increases in contract renewals and direct to consumer sales. Residential/Commercial reported revenue and profit growth reflecting an increase in Company owned distributors and solid increases in fee income. Merry Maids achieved solid increases in revenues, primarily due to acquired branch operations, with modest overall profit growth despite the impact of the extraordinarily tight labor markets.

The Management Services business unit achieved a double digit increase in revenues reflecting the Premier acquisition and growth in the base business, with lower profitability levels reported compared to the prior year. The health care market achieved solid revenue increases driven by growth in Diversified Health Services and Integrated Service, a comprehensive service solution for clients which has been targeted for its growth potential. This market experienced reduced profits resulting from increased investments in people and technology and from the recognition of favorable items in the third quarter last year, including profits on large accounts which had been deferred from earlier quarters. The business and industry group achieved strong revenue and profit growth resulting from the successful integration of the Premier acquisition as well as strong growth in aviation services. The education market experienced declines in revenues and profits due to the termination of certain large contracts and associated wind down costs which were partially offset by good cost controls.

International operations achieved growth in fees from licensed businesses and certain direct-to-consumer operations and a gain relating to the joint ventures, which was offset by unfavorable currency exchange rates and profit pressures in preservation services at Terminix Europe.

Cost of services rendered and products sold increased 18 percent due to the CSI acquisition and general business growth and remained constant as a percentage of revenue at 76.4 percent. This constant percentage primarily reflects the acquisition of CSI which operates at significantly lower margins than the majority of the Company. Excluding CSI, this percentage would have improved by
1.1 percent reflecting the changing mix of the business as Consumer Services becomes a larger portion of the overall business of the Partnership as well as productivity improvements and the successful integration of acquisitions. The Consumer Services companies generally operate at higher gross margin levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Selling and administrative expenses increased 16 percent due to general business growth and acquisitions and decreased to 14.6 percent of revenue in 1997 from
14.8 percent in 1996. This decrease as a percentage of revenue is primarily attributable to the acquisition of CSI offset in part by the changing business mix of the Partnership.

Interest expense increased over the prior year primarily due to increased debt levels associated with the repurchase of Partnership shares held by WMX and acquisitions. Interest and investment income reflect good increases in investment returns and the gain associated with the International joint venture. The increase in the provision for taxes is attributable to strong growth at American Home Shield (which is organized in corporate form and subject to taxes).

NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO SEPTEMBER 30, 1996
----------------------------------------------------------------------

Revenues for the nine months increased 13 percent over 1996 to $2.9 billion reflecting solid growth from base operations and the effect of both existing service line acquisitions and CSI. Operating income increased 18 percent to $255 million while margins improved to 8.7 percent of revenue from 8.3 percent in 1996, reflecting the continued strong growth of our higher margin businesses, productivity improvements, and the integration of the Barefoot operations offset in part by the acquisition of CSI. Operating income margins excluding CSI increased 60 basis points. Net income was $198.3 million, an increase of 10 percent over one year ago while net income per share was $1.00, representing an increase of 20 percent. The disparity between net income and earnings per share growth reflects the share repurchase from WMX which increased interest expense and reduced the number of shares outstanding.

The Consumer Services business unit continued to achieve double digit increases in revenues and profits. The TruGreen-ChemLawn operations realized double digit increases in revenues and profits during the first nine months of the year reflecting  internal  growth  and the  successful  integration  of the  Barefoot customers. The lawncare operations experienced favorable weather conditions throughout many parts of the country resulting in increased production, as well as improved efficiencies and growth in ancillary products. Terminix achieved solid growth in revenues and profitability for the nine months. Strong growth in renewals and cost reductions offset the adverse weather conditions and increased remediation costs. The weather, which was favorable for the lawncare business, provided challenges in the termite operations as the cool weather produced lower termite activity. American Home Shield achieved very strong double digit increases in both revenues and profits, with good increases in gross contracts written, as well as continued growth in contract renewals.
Residential/Commercial and Merry Maids reported modest profit growth for the nine months but achieved solid revenue growth, reflecting the conversion of franchises and distributors to company owned operations.

The Management Services business unit achieved strong revenue growth for the nine months primarily related to the Premier acquisition as well as modest growth in the base business. This unit reported profits consistent with last year, after excluding non-recurring gains recorded last year at Diversified Health Services. Actual reported profits were lower than the prior year level. The health care market reported a solid increase in revenues and modest profit growth with improved customer retention and facility margins. The business and industry group achieved significant revenue and profit growth, resulting from the Premier acquisition as well as increased margins at several accounts. The gains achieved in the health care and business and industry markets were partially offset by challenges faced in the education market where the discontinuation of a large contract and margin pressures in certain other accounts negatively impacted revenues and profits.

The International operations achieved growth in fees from licensed businesses and certain direct to consumer operations which was offset by unfavorable currency exchange rates and profit pressures in the Terminix Europe preservation services business.

Cost of services rendered and products sold increased 12 percent due to the acquisition of CSI and general business growth, but decreased as a percentage of revenue to 76.9 percent in 1997 from 77.5 percent in 1996. This decrease primarily reflects the changing mix of the business as Consumer Services becomes a larger portion of the overall business of the Partnership as well as productivity improvements and the successful integration of acquisitions. The Consumer Services companies generally operate at higher gross profit levels than the other major business units but also incur somewhat higher selling and administrative expenses.

Selling and administrative expenses increased 14 percent due to general business growth and increased to 14.4 percent of revenue from 14.2 percent in 1996. As described above, this increase as a percentage of revenue is primarily attributable to the changing business mix of the Partnership. Interest expense increased over the prior year primarily due to increased debt levels associated with the repurchase of Partnership shares held by WMX and acquisitions. Interest and investment income increased due to higher investment balances of marketable securities at American Home Shield and the realized gain relating to the International joint venture. Income taxes increased from the prior year reflecting strong growth at American Home Shield and increases in certain state taxes.

FINANCIAL  POSITION
-------------------

Net cash provided from operations of $233.2 million grew 12 percent compared to the first nine months of 1996, reflecting growth in net income, increased prepayments for services in the lawncare operations and the favorable timing of the Barefoot acquisition. Due to the seasonality of the lawncare and pest control operating cycles, the Partnership's working capital needs are proportionally higher during the first nine months of the year than for the year as a whole, with a corresponding impact on funds provided from operations. Management believes that funds generated from operations and other existing resources will continue to be adequate to satisfy the ongoing working capital needs of the Partnership.

On April 1, 1997, ServiceMaster repurchased the entire 19 percent ownership interest that WMX had held in the Partnership for approximately $626 million. WMX had owned 40.7 million restricted shares of ServiceMaster and also had an option to purchase an additional 2.8 million shares which was canceled as part of the transaction. This transaction was immediately additive to earnings per share and will provide significant, incremental tax benefits to the company. The transaction was financed with a new $1 billion multi-currency revolving credit agreement, which provides a 364 day revolving credit facility of $250 million with a one-year term loan option (two year total term) and a five-year revolving credit facility of $750 million.

On July 28, 1997, ServiceMaster filed a Form S-3 shelf registration statement with the Securities and Exchange Commission providing for the sale of up to $950 million in either unsecured senior debt securities or equity interests. On August 15, 1997, the Company completed a $300 million dual-tranche debt offering consisting of $100 million, 6.95 percent notes due August 15, 2007 and $200 million, 7.45 percent notes due August 15, 2027. The net proceeds were used to refinance borrowings under bank credit facilities, thereby reducing the Company's exposure to short term interest rate fluctuations. Proceeds from future offerings will be used for general corporate purposes, which may include repayment of debt, repurchase of shares, acquisitions, capital expenditures and working capital requirements. No decision has been made relating to the potential future sale of other securities from the shelf. Any future decisions will depend on the Company's capital needs and market conditions at the time.

On August 11, 1997, the Company acquired Certified Systems, Inc. (CSI) one of the nation's largest professional employer organizations. CSI provides clients with administrative processing of payroll, workers' compensation insurance, health and unemployment insurance and other employee benefits.

The increase in accounts and notes receivable over year-end levels reflects traditional seasonal buildups in the Consumer Services business and general business growth, as well as the impact from the Barefoot acquisition. The increase in inventories is a result of normal seasonal build-ups in the pest control and lawncare businesses.

Prepaid expenses and other assets have increased from year-end due to strong growth at American Home Shield, where initial direct contract costs are capitalized and expensed over the life of the service contract and the effects of acquisitions. Deferred revenues also increased, reflecting the strong growth in warranty contracts written at American Home Shield.

Property and equipment increased primarily due to business growth in the Consumer and Management Services business units as well as the acquisition of Barefoot in the first quarter of 1997. The Partnership has no material capital commitments at this time. Notes receivable, long term securities and other assets increased from year-end reflecting acquired assets and to a lesser degree increased financing note and investment balances.

Intangible assets increased from year-end, primarily reflecting the effect of the acquisition of Barefoot, CSI, and other smaller companies.

Accounts payable and other liabilities increased from year-end reflecting seasonal activity in the Consumer Services businesses, acquisitions and general business growth. Debt levels increased due to the repurchase of WMX's 19 percent ownership interest in the Partnership and the cash portion of acquisitions, including Barefoot and CSI. The Partnership is a party to a number of long-term debt agreements which require it to maintain compliance with certain financial covenants, including limitations on indebtedness, restricted payments, fixed charge coverage ratios and net worth. The Partnership is in compliance with the covenants related to these debt agreements.

Total shareholders' equity decreased to $434 million at September 30, 1997 from $797 million at December 31, 1996, reflecting the repurchase of WMX's Partnership shares and other share repurchases and distributions, partially offset by strong growth in earnings as well as the shares issued to acquire Barefoot. The Partnership continues to repurchase shares in the open market or in privately negotiated transactions pursuant to the authorization previously granted by the Board of Directors. Total distributions to shareholders, including the shareholder trust, were $94 million, down $14 million for the nine month period but are expected to be greater than last year's level by year-end. Cash distributions paid directly to shareholders for the nine months ended September 30, 1997, totalled $67 million or $.34 2/3 per share, an increase of 6 percent per share. Distributions to the shareholders' trust were lower than last year's level, reflecting differences in the timing of payments.


                           Part II. OTHER INFORMATION

                        SERVICEMASTER LIMITED PARTNERSHIP
                                   Exhibit 11
             EXHIBIT REGARDING DETAIL OF INCOME PER SHARE COMPUTATION
                      (In thousands, except per share data)



                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                               1997         1996            1997        1996
                                                               ----         ----            ----        ----

Net income.................................................   $ 75,759     $ 68,800       $198,326    $180,577

Interest on convertible debentures.........................        465          465          1,396       1,403
                                                              --------     --------       --------    --------
Net income for fully diluted calculation...................   $ 76,224     $ 69,265       $199,722    $181,980
                                                              ========     ========       ========    ========

Shares used for computing
 primary earnings per share

Shares outstanding on weighted
 average basis.............................................    182,041      211,068       193,237      211,528

Equivalent shares --
 options and subscriptions outstanding.....................      6,249        5,670         5,380        5,265
                                                                 -----        -----         -----        -----
Weighted average and
 equivalent shares for primary calculation.................    188,290      216,738       198,617      216,793
                                                               =======      =======       =======      =======
Primary earnings per ......................................   $    .40       $  .32        $ 1.00       $  .83
                                                              ========       ======        ======       ======

Shares used for computing fully
 diluted earnings per share--

Shares outstanding
 (weighted average basis with
 options and subsciptions).................................    188,888      217,188       200,087      217,649

Equivalent shares--
Shares issuable upon conversion of
 convertible debentures....................................      3,627        3,627         3,627        3,627
                                                                 -----        -----         -----        -----
Weighted average and equivalent shares
 for fully diluted.........................................    192,515      220,815       203,714      221,276
                                                               =======      =======       =======      =======

Fully diluted earnings per share...........................   $    .40       $  .31        $  .98       $  .82
                                                              ========       ======        ======       ======


All share and per share data have been restated to reflect the three-for-two share split declared May 9, 1997 and paid to shareholders of record as of June
11, 1997.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1997


                          SERVICEMASTER LIMITED PARTNERSHIP
                          (Registrant)

                          By:   /s/Steven C. Preston
                             ------------------------------
                                   Steven C. Preston
                          Senior Vice President and Chief Financial Officer


                          SERVICEMASTER COMPANY LIMITED PARTNERSHIP
                          (Registrant)

                          By:   /s/Steven C. Preston
                             -----------------------------
                                   Steven C. Preston
                          Senior Vice President and Chief Financial Officer